Form 10-K
period 2004-12-31
LEHMAN ABS CORP BCKD TR CRTS GDYR TR & RUB NT BCK SE 01-34
filed 2005-03-29
CIK 1267752

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

   For the fiscal year ended December 31, 2004

                                      or

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-TIES EXCHANGE ACT OF 1934

   For the transition period from ________ to ________

                       Commission File Number: 001-31878

                            Lehman ABS Corporation,
                            -----------------------

                                 on behalf of:

 Corporate Backed Trust Certificates, Goodyear Tire & Rubber Note-Backed Series 2001-34 Trust
----------------------------------------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                             Delaware                                                   13-3447441
-------------------------------------------------------------------        -------------------------------------
  (State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

            745 Seventh Avenue, New York, New York                                         10019
         --------------------------------------------------                -------------------------------------
           (Address of principal executive offices)                                      (Zip Code)




Registrant's telephone number, including area code: (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                                       Name of  Registered Exchange
-------------                                                        ----------------------------
Corporate Backed Trust Certificates, Goodyear Tire & Rubber          New York  Stock Exchange ("NYSE")
         Note-Backed Series 2001-34



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

                      DOCUMENTS INCORPORATED BY REFERENCE

The distribution reports to security holders, filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q, which include the reports filed on Form 8-K listed in Item 15(a) hereto.

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

Goodyear Tire & Rubber Company, the issuer of the underlying securities, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on Goodyear Tire & Rubber Company, please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission") under Goodyear Tire & Rubber Company's Exchange Act file number, 001-01927. The Commission maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Periodic and current reports and other information required to be filed pursuant to the Exchange Act by the issuer of the underlying securities may be accessed on this site. Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer of the underlying securities or the underlying securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

                                    PART I

Item 1. Business.
-----------------
         Not Applicable

Item 2.  Properties.
-------------------
         Not Applicable

Item 3.  Legal Proceedings.
---------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
         None

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
------------------------------------------------------------------------------
Issuer Purchases of Equity Securities.
--------------------------------------
     The publicly offered Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. Those publicly offered Certificates are listed on the NYSE.

Item 6.  Selected Financial Data.
---------------------------------
         Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operation.
---------------------
         Not Applicable

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

Item 9B. Other Information.
--------------------------
         None

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

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------
         None

Item 14.  Principal Accounting Fees and Services.
-------------------------------------------------
         Not Applicable

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules.
--------------------------------------------------
         (a) The following documents have been filed as part of this report.

                  1. Trustee's Distribution Statements documented on
                     Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2004 through and including December 31, 2004 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:




----------------------------------------------------------------------------- ---------------------- ---------------
                             Trust Description                                Distribution Date      Filed on
----------------------------------------------------------------------------- ---------------------- ---------------


Corporate Backed Trust Certificates, Goodyear Tire & Rubber   Note-Backed          03/15/2004          03/22/2004
Series 2001-34 Trust                                                               09/15/2004          09/29/2004
----------------------------------------------------------------------------- ---------------------- ---------------



                  2. None.

                  3. Exhibits:

                     99.1 - Certification by Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                     99.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

         (b)      See Item 15(a) above.

         (c)      Not Applicable

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Lehman ABS Corporation, as Depositor for the
                           Trust (the "Registrant")



Dated:  March 28, 2005     By:      /s/ CHARLES M. WEAVER
                               ---------------------------
                                     Name:   Charles M. Weaver
                                     Title:  Vice President


                                 EXHIBIT INDEX

         -------------------------------------------------------------------------------------------
             Reference                   Description of Exhibits                  Exhibit Number
            Number per                                                            in this Form 10-K
            Item 601 of
           Regulation SK
          -------------------------------------------------------------------------------------------

              (99.1)      Certification by Vice President of the Registrant            99.1
                          pursuant to 15 U.S.C. Section 7241, as adopted
                          pursuant to Section 302 of the Sarbanes-Oxley Act of
                          2002.
         -------------------------------------------------------------------------------------------
              (99.2)      Annual Compliance Report by Trustee pursuant to 15           99.2
                          U.S.C. Section 7241, as adopted pursuant to Section
                          302 of the Sarbanes-Oxley Act of 2002.
         -------------------------------------------------------------------------------------------
