Form 10-K
period 2006-12-31
LEHMAN ABS CORP BCKD TR CRTS GDYR TR & RUB NT BCK SE 01-34
filed 2007-03-21
CIK 1267752

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

          For the fiscal year ended December 31, 2006

                                      or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-TIES EXCHANGE ACT OF 1934

                For the transition period from ________ to ________

                       Commission File Number:  001-31878


                            Lehman ABS Corporation,
                                 on behalf of:

                     Corporate Backed Trust Certificates,
           Goodyear Tire & Rubber Note-Backed Series 2001-34 Trust
-----------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                   Delaware                               13-3447441
--------------------------------------------    ------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
               or organization)                              No.)

745 Seventh Avenue, New York, New                  10019
               York
-----------------------------------         -------------------
 (Address of principal executive                (Zip Code)
             offices)

Registrant's telephone number, including area code: (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                           Name of Registered
                                                              Exchange
-------------------------------------------------       ----------------------
Corporate Backed Trust Certificates, Goodyear Tire     New York Stock Exchange
       & Rubber Note-Backed Series 2001-34 Trust              ("NYSE")


Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act.
Large Accelerated Filer [ ]  Accelerated Filer [ ]  Non-Accelerated Filer [X]

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

                      DOCUMENTS INCORPORATED BY REFERENCE

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q which includes the reports filed on Form 8-K listed in Item 15(a) hereto.

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

Goodyear Tire & Rubber Company, the issuer of the underlying securities, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on Goodyear Tire & Rubber Company, please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission") under Goodyear Tire & Rubber Company's Exchange Act file number, 001-01927. The Commission maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information regarding issuers filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Periodic and current reports and other information required to be filed pursuant to the Exchange Act by the issuer of the underlying securities may be accessed on this site. Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Not Applicable

Item 8. Financial Statements and Supplementary Data.
      Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
      None

Item 9A.  Controls and Procedures.
      Not Applicable

Item 9B.  Other Information.
      None

                                   PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
      Not Applicable

Item 11.   Executive Compensation.
      Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.
      Not Applicable


Item 13. Certain Relationships and Related Transactions, and Director Independence.
      None

Item 14.  Principal Accounting Fees and Services.
      Not Applicable


                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules.

      (a) The following documents have been filed as part of this report.

            1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2006 through and including December 31, 2006 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

                       Trust Description             Distribution    Filed on
                                                         Date
      -------------------------------------------------------------------------
      Corporate Backed Trust Certificates,            03/15/2006    03/27/2006
      Goodyear Tire & Rubber Note-Backed Series       09/15/2006    09/29/2006
      2001-34 Trust
      -------------------------------------------------------------------------


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

      (c) Not Applicable.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Lehman ABS Corporation, as Depositor for the
                              Trust (the "Registrant")



Dated: March 21, 2007         By: /s/ CHARLES M. WEAVER
                                  ---------------------------------
                                   Name: Charles M. Weaver
                                   Title: Senior Vice President

                                 EXHIBIT INDEX

      --------------------------------------------------------------
       Reference        Description of Exhibits          Exhibit
      Number per                                         Number
      Item 601 of                                        in this
      Regulation                                         Form 10-K
          SK
      --------------------------------------------------------------
        (31.1)   Certification by Senior Vice              31.1
                 President of the Registrant pursuant
                 to 15 U.S.C. Section 7241, as adopted
                 pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002.
      --------------------------------------------------------------
        (31.2)   Annual Compliance Report by Trustee
                 pursuant to 15 U.S.C. Section 7241,
                 as adopted pursuant to Section 302 of     31.2
                 the Sarbanes-Oxley Act of 2002.
      --------------------------------------------------------------