Form 10-K
period 2007-12-31
LEHMAN ABS CORP BCKD TR CRTS GDYR TR & RUB NT BCK SE 01-34
filed 2008-03-28
CIK 1267752

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                     ----

                                   FORM 10-K




     (Mark One)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2007

                                      or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                      Commission File Number:   001-31878



                              filed on behalf of:

          Corporate Backed Trust Certificates, Goodyear Tire & Rubber
                       Note-Backed Series 2001-34 Trust
------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                                      by:
                            Lehman ABS Corporation
------------------------------------------------------------------------------
             (Exact Name of Depositor as Specified in Its Charter)

            Delaware                                       13-3447441
---------------------------------------   ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


745 Seventh Avenue, New York, New York                       10019
---------------------------------------   ------------------------------------
(Address of principal executive offices)                 (Zip Code)


     Registrant's telephone number, including area code: (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    ------------------------------

Corporate Backed Trust Certificates,   New York Stock Exchange ("NYSE")
Goodyear Tire & Rubber Note-Backed
Series 2001-34 Trust


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


Large Accelerated Filer [ ]  Accelerated Filer [ ]  Non-Accelerated Filer [X]  Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         The registrant has no voting stock or class of common stock that is held by nonaffiliates.



                      DOCUMENTS INCORPORATED BY REFERENCE

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q which include the reports filed on Form 8-K listed in Item 15(a) hereto are incorporated by reference into part IV of this Annual Report.

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

Item 2.  Properties        .
         Not Applicable

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

Item 9A(T).  Controls and Procedures.
         Not Applicable

Item 9B. Other Information.
         None

                                   PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
          Not Applicable

Item 11.  Executive Compensation.
          Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          Not Applicable

Item 13. Certain Relationships and Related Transactions, and Director Independence.
          None

Item 14.  Principal Accountant Fees and Services.
          Not Applicable

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules.

         (a)  The following documents have been filed as part of this report.

              1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2007 through and including December 31, 2007 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

         ------------------------------------------------------------------- ---------------------- ---------------
                                      Trust Description                        Distribution Date       Filed on
         ------------------------------------------------------------------- ---------------------- ---------------
         Corporate Backed Trust Certificates, Goodyear Tire & Rubber              03/15/2007          03/19/2007
         Note-Backed Series 2001-34 Trust                                         09/15/2007          09/25/2007
         ------------------------------------------------------------------- ---------------------- ---------------

              2.  None.

              3.  Exhibits:

                  31.1 - Certification by Senior Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302tof the Sarbanes-Oxley Act of 2002.

                  The Trust covered by this Annual Report was formed prior to June 30, 2003 and there is no requirement in the trust agreement for the preparation of a report by an independent public accountant regarding the Trustee's compliance with its obligations.

         (b) See Item 15(a) above.

         (c)      Not Applicable.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Lehman ABS Corporation, as Depositor for the
                                   Trust (the "Registrant")



Dated:  March 26, 2008             By:  /s/ Scott Barek
                                      -----------------------------------------
                                      Name:   Scott Barek
                                      Title:  Senior Vice President

                                                    EXHIBIT INDEX

         -----------------------------------------------------------------------------------------
            Reference                   Description of Exhibits                  Exhibit Number
           Number per                                                             in this Form
           Item 601 of                                                                10-K
          Regulation SK
         -----------------------------------------------------------------------------------------
             (31.1)      Certification by Senior Vice President of the                31.1
                         Registrant pursuant to 15 U.S.C. Section 7241, as
                         adopted pursuant to Section 302 of the Sarbanes-Oxley
                         Act of 2002.
         -----------------------------------------------------------------------------------------
                         Annual Compliance Report by Trustee pursuant to 15
             (31.2)      U.S.C. Section 7241, as adopted pursuant to Section          31.2
                         302 of the Sarbanes-Oxley Act of 2002.
         -----------------------------------------------------------------------------------------